Form 10QSB
period 1996-01-31
NEMDACO INC
filed 1996-03-20
CIK 793036

March 13, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549

     RE:  Nemdaco, Inc.
          SEC File No. 0-19064
          Form 10-QSB -- Quarter Ended
          January 31, 1996

Gentlemen:

     Enclosed please find one manually executed copy and seven conformed copies of a Form 10-QSB for the quarter ended January 31, 1996, for Nemdaco, Inc.

     This report is filed pursuant to the requirements of the Securities Exchange Act of 1934.

     Please acknowledge receipt of the enclosures by stamping and returning to me in the self-addressed, stamped envelope the duplicate copy of this letter.


                              Very truly yours,



                              Gary Larkin
                              President


Enclosures

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                        FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended   January 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to

 Commission File Number     0-19064

                                 NEMDACO, INC.
       (Exact name of small business issuer as specified in its charter)


         COLORADO                                   84-1027731
(State of other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)             No.)



   3888 East Mexico Avenue, Suite 240        Denver, Colorado  80210
(Address of principal executive offices)                     (Zip code)


(Issuer's telephone number)     (303) 758-0133



(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X        No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a confirmed by a court.       [ ] Yes   [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common stock, $.01 par value                  6,095,400 shares

Form 10-QSB
Third quarter ended
January 31, 1996


                                   INDEX

                                                                       PAGE

NEMDACO, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheet as of January 31, 1996                    3

     Consolidated Statements of Operations for the three
          and nine months ended January 31, 1996 and 1995                 4

     Consolidated Statement of Stockholders' Equity for
          the period from May 1, 1995 to January 31, 1996                 5

     Consolidated Statements of Cash Flows for the nine
          months ended January 31, 1996 and 1995                          6

     Notes to Consolidated Financial Statements                           7

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     10

PART II - OTHER INFORMATION

     ITEMS 1 through 6                                                   12

                        NEMDACO, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                              January 31, 1996

                                (UNAUDITED)






                                   ASSETS

Furniture and equipment                           $   18,000

Other assets:
     License rights (Note 5)                         100,000

Total Assets                                      $  118,000



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses:
       Related party (Note 2)                    $  397,000
       Other                                        159,000

         Total current liabilities                  556,000

Commitments and contingencies (Note 5)

Stockholders' equity:
   Common stock, $.01 par value; 12,000,000
       shares authorized; issued 7,096,400 shares   71,000
   Additional paid-in capital                    3,202,000
   Deficit                                      (3,642,000)

                                                  (369,000)
   Less 1,001,000 shares of common stock
       held in treasury at cost                    (69,000)

         Total stockholders' equity (deficit)     (438,000)

    Total Liabilities and Stockholders'
        Equity (Deficit)                        $  118,000





              See notes to consolidated financial statements.

                       NEMDACO, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended January 31, 1996

                                (UNAUDITED)




                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                        JANUARY 31,              JANUARY 31,
                                     1996         1995        1996        1995
Operating expenses:
   General and administrative     $ 171,000   $  97,000   $ 450,000   $ 159,000
   Rent expense,
     related party (Note 2)           4,000       6,000      11,000      18,000

                                    175,000     103,000     461,000     177,000

Loss from operations               (175,000)   (103,000)   (461,000)   (177,000)

Other charges (income):
   Interest expense,
    related party (Note 2)                        1,000                  10,000
   Interest income                               (3,000)                 (8,000)
                                                 (2,000)                 (2,000)

Loss from continuing operations     (175,000)   (101,000)  (461,000)   (179,000)

Discontinued operations:
   Income from discontinued operations           173,000                263,000

Net income (loss)                   $(175,000) $  62,000   $(461,000) $  84,000

Earnings per common share:
   Loss from continuing operations   $  (.029) $   (.011)  $   (.076) $   (.021)
   Income from discontinued operations              .021                   .034

   Net income (loss)                 $   (.029) $   .010   $   (.076) $    .014

Weighted average of common shares
   outstanding                       6,095,400   6,095,400 6,095,400  6,095,400







                See notes to consolidated financial statements.
                           NEMDACO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Period from May 1, 1995 To January 31, 1996

                                    (UNAUDITED)









                                     ADDITIONAL
                     COMMON STOCK     PAID-IN    TREASURY STOCK
                    SHARES   AMOUNT   CAPITAL   SHARES     AMOUNT    (DEFICIT)


BALANCE, 5/1/95   7,096,400 $ 71,000 $3,202,000 1,001,000 $ 69,000  $(3,181,000)

 Net loss                                                              (461,000)

BALANCE, 1/31/96  7,096,400 $ 71,000 $3,202,000 1,001,000 $ 69,000  $(3,642,000)




























                  See notes to consolidated financial statements.
                           NEMDACO, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Nine months Ended January 31, 1996 and 1995

                                    (UNAUDITED)
                                                       1996            1995
Cash Flows From Operating Activities:
 Net income (loss)                                $ (175,000)      $   84,000
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Extraordinary gain on retirement of debt                       (150,000)
      Depreciation and amortization                                     1,000
         Changes in assets and liabilities:
         Decrease (increase) in deferred tax asset                      5,000
         Decrease (increase) in trade receivables                      15,000
         Increase (decrease) in accounts payable and
           accrued expenses                          243,000           67,000

Total adjustments                                    243,000         (62,000)

Net cash provided by (used in) operating activities  (68,000)         22,000

Cash Flows From Investing Activities:
 Purchase of furniture and equipment                  (18,000)
 Receipts applied to notes receivable                (100,000)        47,000

Net cash provided by investing activities            (118,000)        47,000
Cash Flows From Financing Activities:
 Payments on note payable, related party                             (12,000)

Net cash used in financing activities                                (12,000)

Net increase (decrease) in cash and cash equivalents (50,000)         57,000
Cash and cash equivalents, beginning                  50,000          50,000

Cash and cash equivalents, ending                 $        0      $  107,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine months for:
 Income taxes                                      $    -0-       $    - 0-
 Interest                                               -0-            7,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company was instrumental in organizing an entity called Nemdaco China Ventures, in July 1995, for which it owned a 30% equity. The investment in this affiliate has been accounted for under the equity method (Note 5). The shares in Nemdaco China Ventures have subsequently been distributed to shareholders of the Company in February, 1996 (Item 7, Plan of Operations).



                  See notes to consolidated financial statements.
                       NEMDACO, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Nine months Ended January 31, 1996 and 1995


1.   BASIS OF PRESENTATION:

     Unaudited Information - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended April 30, 1995 and Forms 10-QSB for the quarters ended July 31 and October
     31, 1995.  In the opinion of Management, all adjustments
     (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996.

     Principles of Consolidation - The unaudited financial state-ments as of January 31, 1996, include the accounts of the Company and Tracks Entertainment, Inc. ("Tracks"), a wholly-owned subsidiary until December 1994. All significant inter-company transactions and accounts have been eliminated. License rights and investment in an affiliate in which ownership is at least 20% but not over 50% is accounted for under the equity method (Note 5).

     Reclassification - The 1994 statement of operations and earnings (loss) per share have been reclassified to reflect the operating results of Tracks as discontinued operations, which is consistent with the 1995 presentation.

2.   RELATED-PARTY TRANSACTIONS:

     Accounts Payable and Other Accrued Expenses:

     Amounts included in accounts payable and other accrued expenses, related party, consists of balances due to 1) an officer and director for salaries and other out of pocket expenses, 2) an entity controlled by a director for rent and other office services provided to the Company and 3) funds advanced by a major stockholder.

Rent Expense:

     Since November 1993, the Company leased, on a month to month basis, office and storage space from an entity controlled by a director and former officer of the Company. Rent expense incurred during the nine months ended January 31, 1996 totalled $11,000. Records and books were relocated in February, 1996 to California.

3.   DISCONTINUED OPERATIONS:

     Effective December 1, 1994, the Company disposed of Tracks and its Licensing and Royalty Agreement. Operating results from the discontinued operations are included in the consolidated statement of operations under "Income from discontinued operations," and include:
                                                           1994/95
        Revenues:
        License and royalty fees
          net of income tax expense of
          of $54,000                                     $ 138,000
        Extraordinary gain from debt
          retirement, net of income tax
          expense of $33,000                               117,000
        Income from discontinued
          operations                                     $ 263,000



4. GOING CONCERN:

   As shown in the accompanying financial statements, the Company has incurred a loss of $461,000 during the nine months ended January 31, 1996. In addition, as of the date of these financial statements, the Company had no continuing revenue generating operations resulting in projected cash flow deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   Management is attempting to resolve these deficiencies by raising financing necessary to acquire interests in on-going businesses and to satisfy its working capital requirements.

   The Company is currently exploring various possibilities for obtaining financing, including possible private placements and public offerings and debt secured by assets acquired. If adequate financing can be obtained, the Company intends to consider the possibilities of investing in various joint ventures or acquisitions that management is currently investigating. Pursuant to these policies, the company has purchased or made commitments to acquire interests in certain on-going business activities. (Note 5)

5. COMMITMENTS AND CONTINGENCIES:

   The Company has acquired the following interests during the current fiscal year:

   a. Nemdaco China Ventures, Inc.

    The Company was instrumental in organizing an entity called Nemdaco China Ventures, Inc. in July 1995. The
    Company owns 30% of this affiliate with 70% owned by various entities. The Company accounts for the investment in this affiliate under the equity method.
    Summarized condensed financial information of the unconsolidated affiliate, Nemdaco China Ventures, Inc., accounted for by the equity method, is as follows:

    Sales                                       $     -0-
    Expenses                                      193,000

    Net loss                                   $ (193,000)
    Company s share of net loss                 $ (58,000)


      Current assets                              $    -0-
      Non-current assets                               -0-
      Total assets                                $    -0-

      Current liabilities                         $ 193,000
      Non-current liabilities                          -0-
      Equity                                       (193,000)
      Total liabilities and equity                $    -0-

      Company s share of equity                   $ (58,000)

    Since the Company's share of losses has exceeded the carrying amount of the investment and the Company has not guaranteed any of the investee's obligations, the company has suspended the application of the equity method for accounting for its investment in Nemdaco China Ventures, Inc. The Company shall resume applying the equity method after the Company's share of the investee's net income equals the Company's share of the investee's losses not previously recognized.

   b. ThermaFreeze License Rights

    The Company acquired a perpetual license for the sale and distribution of the "ThermaFreeze shipping system" for Asia in December, 1995. Under the terms of the license agreement purchased for $100,000 from ThermaFreeze, Inc., an Indiana corporation. Nemdaco, Inc. is committed to pay ThermaFreeze an on-going royalty on all sales of five percent. The ThermaFreeze shipping system is a specialized product used to ship temperature sensitive products. This investment is reflected as "Other Assets" on the January 31, 1996 consolidated balance sheet.

   c. Attache' Communications Systems

    In January, 1996, the Company finalized the purchase of Attache' Communications Systems (Attache') for 70 percent interest in a newly formed subsidiary company: Nemdaco Attache' Communications, Inc. Attache' is in a developmental mode, with no significant assets.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operations

         Since December 1, 1994, the Company has had no revenue generating operations. In April 1995, a controlling interest of the Company was acquired by Coubert Dennis, Ltd., a Republic of Ireland corporation. Since the change in control in ownership, new officers and directors have been appointed.

         With the planned relocation of the Company to California (completed in February, 1996), Gary Larkin was appointed President and CEO on November 30, 1995, replacing R.C. Moore. Samuel W. Stearman was appointed Vice President Finance and CFO, effective January 1, 1996. Subsequently, Gary Larkin was appointed as Director in February, 1996, replacing Martin Chernoff, who resigned.

         The new management team has purchased interests in two businesses and acquired license rights for an additional product (see Note 5 to financial statements) during the last quarter, none of which are currently generating revenues. The Company continues to aggressively explore other investment opportunities. In December, 1995 the Company, in consort with key management, made an offer to purchase the assets and business of Graphic Research, Inc., a California corporation and wholly owned subsidiary of Methode, Inc., for $US 2.5 million. Graphics Research is involved in the design and manufacture of circuit boards for government and commercial applications with operations in Chatsworth, California. Under the terms of the purchase agreement, key management personnel would retain 30 percent interest in a new subsidiary company. An agreement has not yet been finalized.

         The Nemdaco, Inc. subsidiary, Nemdaco China Ventures, Inc. has also entered into preliminary purchase agreements to acquire controlling interest in the following businesses located within the People's Republic of China:

a) Beijing Dachun Foods Limited; involved in the distribution and sale of bottled water (60% interest).

b)       Qinhuangdao Brewery: a government owned brewery founded in 1985
         (60% interest).

c) Hebei Jintai Brewery: a government owned brewery founded in 1987 (80% interest).

         The Company announced in October that its interest in Nemdaco China Ventures, Inc. would be distributed to shareholders of record of Nemdaco, Inc. as of November 15, 1995. These share were subsequently issued on February 20, 1996. It is the intention of Nemdaco China Ventures, Inc. to file a registration statement with the Securities and Exchange Commission within 90 days of issuance to request registration of the shares on behalf of shareholders requesting such registration on or before April 10, 1996.

         In order to complete acquisitions and funding for these and other business interests, the Company has been seeking financing through a combination of secured loans and public and private placements.

         The following financing is currently under negotiation:

a) Management entered into an agreement in December to sell 2 million shares of Nemdaco, Inc. under Regulation S to foreign investors for a total consideration of $US 500,000 ($.25 cents per share). These funds have not yet been received.

b) An additional $US 40 million financing is being negotiated with a group of foreign investors to fund Chinese projects. Under the terms of the financing arrangement, Nemdaco China Ventures, Inc. would be obligated to repay the investors $US 40 million, plus interest at 9.5 percent per annum, based on a ten year amortization schedule, with interest payable only for the first two years and a balloon payment due at the end of year five.
         As additional consideration, Nemdaco China Ventures, Inc. would issue 2 million shares to the foreign investors.

c) Secured loans have been tentatively approved to fund the purchase of Graphics Research, Inc. through commercial lenders.

         There is no assurance that necessary financing can be obtained to fund new acquisitions made or anticipated.

         The Company has a deficit in stockholders' equity of $438,000 as of January 31, 1996, down $461,000 from April 30, 1995. This decrease is due to the expenses incurred during the nine months ended January 31, 1996.

         Warrants issued by the Company for 400,000 Class A, 400,000 Class B and 400,000 Class C common stock at an exercise price of $1.50 exercisable expired on February 1, 1996. No additional warrants have been issued.

         The Company's operations have not been materially impacted by inflationary forces since the Company's inception.
PART II - OTHER INFORMATION

ITEMS 1 THROUGH 6:   NONE
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEMDACO, INC.
                                  (Registrant)



Dated: March 13, 1996             By:/s/ Gary Larkin
                                  Gary Larkin, President
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEMDACO, INC.
                                  (Registrant)



Dated: March 13, 1996             By:
                                  Gary Larkin, President