Form 10QSB/A
period 1996-01-31
NEMDACO INC
filed 1996-04-25
CIK 793036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                        FORM 10-QSB/A
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934

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

Indicate by check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [X] Yes   [ ] No

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


                                   INDEX


                                                                      PAGE

NEMDACO, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheet as of January 31, 1996                   3

     Consolidated Statements of Operations for the three
          and nine months ended January 31, 1996 and 1995                4

     Consolidated Statement of Stockholders' Equity for
          the period from May 1, 1995 to January 31, 1996                5

     Consolidated Statements of Cash Flows for the nine
          months ended January 31, 1996 and 1995                         6

     Notes to Consolidated Financial Statements                          7

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

PART II - OTHER INFORMATION

     ITEMS 1 through 6                                                   12

EXHIBITS

      Exhibit 27 - Financial Data Schedule                               13
<TEXT/>