Form 10KSB
period 1996-04-30
NEMDACO INC
filed 1996-08-13
CIK 793036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSK

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended April 30, 1996


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT
     For the transition period from            to
                                   -----------    ----------

Commission File Number     0-19064
                           --------

                                  NEMDACO, INC.
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)

       COLORADO                                               84-1027731
- -----------------------                                  ---------------------
(State of incorporation)                                (I.R.S. Employer ID No)

           1801 Avenue of the Stars, 6th Floor, Los Angeles, CA 90067
                    (Address of principal executive offices)

(Issuer's telephone number)                                     (310) 553-7755
                                                                --------------

                       3888 East Mexico Avenue, Suite 240,
                             Denver, Colorado 80210
                   ------------------------------------------
                  (Former address, changed since last report.)


Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check whether  issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $ -0-.

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 6, 1996 was $1,644,000. See Item 5.

As of August 6, 1996, Registrant had 10,095,398 shares of its common stock issued and outstanding.

                                     PART 1

ITEM 1:  DESCRIPTION OF BUSINESS
         -----------------------

(a)  Introduction

Nemdaco, Inc. (the "Company"), was incorporated in April 1986 and completed a public offering of 400,000 Units at $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class A Warrant, one Class B Warrant and one Class C Warrant. All warrants expired in February, 1996. The Company has owned and operated various business enterprises since its inception, all of which have been sold, discontinued or disposed of by the original management, and has had no continuing operations since December, 1994.

In April 1995, two principal officers and directors (the former management team), sold their 4,678,800 shares of the Company's common stock to Coubert Dennis, Ltd. ("CDL"). CDL is a corporation formed in the Republic of Ireland that specializes in venture capital acquisitions. These shares were purchased on behalf of a group of unaffiliated investors and are to be distributed upon demand by said beneficial owners. As of April 30, 1996, CDL has retained beneficial ownership and voting rights to 2,789,400 shares, representing 27.6% of the Company's issued and outstanding common stock.

(b)  Current Business Activities

Since the change in management, the Company is operating as a holding company which seeks to invest in operating entities, each of which will be established as subsidiary operating entities. Management seeks to finance new operating entities through a combination of new stock sales, sale of existing holdings, debt and cash-flow generated from the new operations.

Pursuant to this operating philosophy, the Company has formed the following subsidiary companies: Nemdaco China Ventures, Inc. ("NCV") (July 1995), Nemdaco Attache' Communications (January 1996), Nemdaco/ Global One Media (February
1996) and Nemdaco Retail Sales (June 1996). Following management's plan to establish operating entities as separate operating publicly-traded companies, NCV is currently in the process of preparing an S-8 registration statement to be filed with the SEC. As of April 30, 1996, the Company retained a 16% interest in NCV. The Company retains controlling interest in all other subsidiaries. All new subsidiaries are in the start-up phase. None have generated any revenues as of August 6, 1996. Business activities and philosophies of these companies and other targeted companies are discussed as part of ITEM 6: Management's Discussion and Analysis.

(c)  Competition

The search for potentially profitable business opportunities is intensely competitive and there is no assurance that the Company will be successful in obtaining financing for suitable investments. It is likely that such competitive conditions will also characterize any industry in which the Company operates after taking advantage of any business opportunity.

(d)  Trademark Registration

The Company does not currently hold any registered trademarks.

(e)  Regulation

The Company is not currently subject to any government regulations.

(f)  Research and Development

No research and development costs were incurred during the years ended April 30, 1996 and 1995.

(g)  Employees

As of April 30, 1996, the Company employed three officers (two on a full time basis) and one other employee (full time), all engaged in management. The management team in place will be supplemented by additional employees necessary to manage and control operations as acquired.

ITEM 2:  DESCRIPTION OF PROPERTY
         -----------------------

The Company owns no significant assets, patents or trademarks.

In July 1995 the Company paid incorporation and legal fees of approximately $2,000 in return for an initial 30% common stock investment in Nemdaco China Ventures, Inc. ("NCV"), a newly incorporated entity formed to pursue business opportunities in the Peoples Republic of China. The Company accounted for its investment on the equity method of accounting and recognized losses equal to its carrying amount of the investment. During the quarter ended October 31, 1995, the Company discontinued applying the equity method when the carrying amount of the investment was reduced to zero. Subsequent to October 1995, NCV issued additional common stock to Nemdaco, Inc. shareholders and to other parties and at April 30, 1996, reducing the Company's ownership to 16%. Since there are no continuing commitments to NCV, the Company currently accounts for its investment by the cost method of accounting. NCV has incurred losses and the initial $2,000 investment has been charged to expense during the year ended April 30, 1996.

Prior to March 1996, the Company leased corporate office space in Denver, Colorado from an entity controlled by a former director and shareholder of the Company. With the change in ownership in April 1995, the Company continued to lease the space in Denver on a month-to-month basis through February 1996. In March 1996, the Company relocated its offices to Los Angeles, California, and has entered into a month-to-month lease arrangement with an unrelated entity. Total rent expense was $13,000 and $51,000 during the years ended April 30, 1996 and 1995, respectively.

ITEM 3:  LEGAL PROCEEDINGS
         -----------------

The Company is involved in a dispute related to a potential acquisition that has been terminated. The amount claimed has not been specifically quantified, however, management does not believe that the Company's potential exposure related to this matter would have a material adverse effect on the Company's financial position or results of operations. No other material legal proceeding to which the Company is a party to or to which the property of the Company is subject to are pending, and no such proceedings are known by the Company to be contemplated.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of the stockholders during the year ended April 30, 1996.

                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

(a)  Market Information

The principal market on which the Company's common stock is traded is the over-the-counter market. While activity in the Company's common stock has increased over the last year, based upon information obtained by the Company from its stock transfer sheets, these have been speculative in nature. Accordingly, any current bid and asked prices quoted on the over-the-counter market should not be deemed an indication of the market value of the outstanding common stock of the Company. Complete price range information regarding the bid quotations of the Company's common stock during its last two fiscal years is not available to the Company inasmuch as price quotations were not regularly published or available.

The range of high and low bid quotations for the Company's common stock for the applicable periods are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                            High Bid     Low Bid
                                            --------     --------
  5/1/94 -  7/31/94                          No bid       No bid
  8/1/94 - 10/31/94                          $0.375       $0.125
 11/1/94 -  1/31/95                          $0.375       $0.125
  2/1/95 -  4/30/95                          $0.500       $0.125
  5/1/95 -  7/31/95                          $0.625       $0.375
  8/1/95 - 10/31/95                          $0.719       $0.688
 11/1/95 -  1/31/96                          $1.313       $1.188
  2/1/96 -  4/30/96                          $0.438       $0.375
  5/1/96 -  8/06/96                          $0.313       $0.125

(b)  Holders

Since some of the Company's stock is held by brokerage firms for clients, the exact number of record holders as of April 30, 1996 cannot be accurately determined. However, management believes that there are less than 500 stockholders.

(c)  Dividends

The Company has not paid any cash dividends with respect to its common stock and has no plans to pay dividends in the future. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy will be subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

Management's Discussion and Analysis, Changes in Auditors, and Financial Statements

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

(a)  Plan of Operations

The Company has had no revenue generating operations from December 1, 1994 through April 30, 1996. In April 1995, a controlling interest of the Company was acquired by Coubert Dennis, Ltd., a Republic of Ireland corporation. With the change in ownership, new officers and directors have been appointed.

The company is operating as a holding company which seeks to invest in operating entities in selected growth markets, each of which will be established as a subsidiary operating entity. Management seeks to finance new operating entities through a combination of new stock sales, sale of existing holdings, debt and cash-flow generated from the new operations.

To date, the Company has concentrated its efforts in the following key markets:

(1)  Electronics

The Company formed a new subsidiary company in January, 1996 under the name of Nemdaco Attache' Communications, Inc. This company was incorporated as a Nevada corporation. Attache' is a start up company established to explore and develop new communications hardware and software products. Attache' has had no sales, and operating expenses consisting of salaries, consulting fees and travel expenses have been expensed directly by the Company.

The Company signed a letter of intent in January, 1996 to acquire the assets and on-going operations of Graphics Research, Inc., a wholly-owned subsidiary of Methode, Inc., an Illinois corporation. Graphics Research manufacturers circuit boards for defense and commercial applications. Due to potential environmental problems at Graphic Research's Chatsworth, California facilities, the Company allowed its purchase option to expire.

The Company signed a letter of intent in February, 1996 to acquire the assets and on-going operations of C.B. Fox, Inc., a Colorado corporation. C.B. Fox is in the business of populating circuit boards for commercial accounts. The planned acquisition was abandoned due to problems encountered during the due dilengence process.

(2)  Product Distribution

The  Company  purchased  an  eighty  (80)  percent  interest  in a  new  entity:
Nemdaco/Global One Media, Inc. in February, 1996. Nemdaco/Global One Media was subsequently incorporated as a Nevada corporation in June, 1996. Under the terms of the purchase agreement, the Company agreed to provide a minimum of $500,000 to fund the operation during its first year of operation and to pay salaries and consulting fees to the two principals. Nemdaco/Global One Media marketing strategy is to sell sports trading cards and other memorabilia through network television and other retail channels. No sales have been made as of July 29, 1996. Operating expenses, including salaries, consulting fees, travel and other operating expenses have been paid directly by the Company.

The Company is currently under negotiations to acquire the assets and/or licensing rights to The Hat Club, an Arizona corporation, which sells sport caps and other sporting apparel through retail stores in Arizona and Montana. Management is not able to determine at this time whether these negotiations will be successful. Any purchase or agreement would not involve any initial funding by the Company.

In November, 1996 CDL transferred on behalf of the Company 100,000 shares of common stock to acquire marketing rights for Thermafreeze, Inc. products for Asia. Thermafreeze manufactures a proprietary packaging system for shipment of products requiring a "refrigerated environment" to replace conventional refrigerated shipping containers. The Company has continued to discuss acquisition possibilities as well. The Company has not been able to satisfactorily complete all due-diligence required for the successful closing of the acquisition and licensing agreements. The Company is continuing due-diligence and negotiations in an endeavor to complete to the Company's satisfaction all matters related to the targeted acquisition and licensing undertaking. For this reason, the investment in Thermafreeze has been written off for book purposes.

The Company is seeking financing from various sources (sale of stock, debt and convertible debt) to finance the operations of acquisitions made and contemplated. There is no assurance that the Company will be successful in obtaining necessary financing.

(b)  Discussions of Operating Results, Liquidity and Capital Resources:

The Company incurred net losses of $645,000 and $35,000 for the years ended April 30, 1996 and 1995, respectively. These include operating expenses of $645,000 and $299,000 and income from discontinued operations of $ -0- and $263,000 respectively. The following paragraphs detail the factors which have contributed to these results and how some of these results may change during the year ending April 30, 1997.

The income from discontinued operations in 1995 represents $113,000 of income related to discontinued operations and a net gain of $150,000 realized on the disposal of Tracks, Inc., a wholly-owned subsidiary sold by former management to Cherfein Joint Venture, an entity controlled by a former director, former principal stockholders and former officers of the Company.

During the year ended April 30, 1996, the Company's operating expenses increased by $346,000 from 1995, primarily due to the following factors: Consulting fees were incurred associated with the stock acquisition by CDL ($50,000); investment banking service provided the Company by CDL under contract ($70,000); the payment to R.C. Moore, President and Director from May 1995 to December 1995, of $100,000 as final settlement; and expenses of $10,000 related to the Thermafreeze, Inc. marketing rights.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. As of April 30, 1996, current liabilities exceeded current assets by $148,000 and the Company has no continuing revenue generating operations, which raise substantial doubt about the Company's ability to continue as a going concern.

Management is attempting to resolve these deficiencies by raising the financing necessary to both satisfy its working capital requirements and to acquire interests in potentially profitable businesses. Management is currently seeking financing through a combination of new stock sales, sale of existing holdings, debt and cash-flow generated from new operations. If adequate financing can be obtained, the Company will use the proceeds to fund existing businesses, to complete various joint ventures and acquisitions currently in negotiations and to investigate other potential acquisitions and joint ventures to complement existing businesses.

All Company warrants outstanding as of April 30, 1995 expired in February, 1996. No other warrants or options have been issued.

The Company's operations have not been materially impacted by inflationary forces since the Company's inception.

ITEM 7:  FINANCIAL STATEMENTS
         --------------------

All financial statements required to be filed hereunder are attached hereto following Item 13.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------------------

The Company has made no changes in auditors, and concurs with their financial reporting and disclosure requirements.

                                    PART III

ITEM 9:  OFFICERS AND DIRECTORS
         -----------------------

The individuals that have served as officers and directors of the Company at some time during the period from May 1, 1995 to July 29, 1996 are:

Name                       Age                 Position
- ----                       ---                 --------

R.C. Moore                 44           President and Chairman of the
                                        Board of Directors

Jeffrey R. Bender          54           President, Director and Chairman of the
                                        Board of Directors

Gary Larkin                43           President and Director

Samuel W. Stearman         56           CFO and Director

The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. No stockholder meetings were held during the year ended April 30, 1996.

R.C. Moore, was President and acting Director of the Company from July 1995 until December 1995. Mr. Moore has also been Director and President of RC Moore, Inc. since March 1975. Mr. Moore was a Director of the Arizona Country Club from October 1990 to October 1993 and President from October 1992 to October 1993. From August 1991 to March 1994, Mr. Moore was a Director and Chief Executive Officer of T.C. Tekcom, Inc.

Jeffrey R. Bender, was selected as Chairman of the Board in December, 1995, Mr. Bender has been a Director of the Company since April 1995 and served as President from May 1995 to July 1995. From March 1988 to June 1994, Mr. Bender was Chief Executive Officer of ENSOL, Inc., an environmental engineering consulting firm. From June 1994 to July 195, Mr. Bender served as Chief Financial Officer and Director of Toure Jantar Construction Company, Ltd., which functioned as a venture capital and management company. Mr. Bender has also served as Chairman and President of Nemdaco China Ventures, Inc. since its inception in July, 1995. Mr. Bender is also a Director and Officer of Nemdaco Attache' Communications, Inc., Nemdaco/Global One, Inc. and Nemdaco Retail Sales, Inc., subsidiaries of the Company.

Gary Larkin, was elected as President in December 1995 and acting Director in January 1996. Mr. Larkin is also President of his own sports consulting firm-Styles Communication, started in December 1990, was former President of Nationwide Access Control Systems, Inc. from March 1995 to January 1996, and Chairman and CEO of the Pritchard Group, Inc. from July 1987 to January 1991. Mr. Larkin is also a Director and Officer of Nemdaco Attache' Communications, Inc., Nemdaco/Global One, Inc. and Nemdaco Retail Sales, Inc., subsidiaries of the Company.

Samuel W. Stearman, was elected as Chief Financial Officer and acting Director in January 1996. Mr. Stearman is also been President of his own accounting and consulting practice, started in September 1989; President of ASP Merchandising, Inc. (formerly known as WaterBlock International, Inc.)since November 1994; and Chief Financial Officer of Summatec Corp. since March 1996. Mr. Stearman is also a Director and Officer of Nemdaco Attache' Communications, Inc., Nemdaco/Global One, Inc. and Nemdaco Retail Sales, Inc., subsidiaries of the Company.

No officers or directors are or have been involved as a principal in any legal proceedings.

ITEM 10: EXECUTIVE COMPENSATION
         -----------------------

No retirement, pension, profit sharing, health benefits or other similar programs have been adopted by the Company. No warrants or options have been granted to any officer, director or other employees of the Company.

The following table sets forth information concerning the compensation of the Company's Chief Executive Officer for the fiscal years shown. No executive officers earn compensation in excess of $100,000.


                                                         Annual Compensation
Name and Principal    Position      Fiscal Yr           Salary           Bonus
- ------------------    --------      ---------           ------           -----

Jeffrey R. Bender                     1996             $100,000         $ - 0 -
Chairman, President, Director         1995               - 0 -            - 0 -

R.C. Moore                            1996              100,000           - 0 -
President and Director

Gary Larkin                           1996               23,333           - 0 -
President and Director


The Company compensates its executive officers as authorized by the Board of Directors. Salary of $100,000 was approved for Mr. Bender, which has been accrued as of April 30, 1996 but not paid. Mr. Moore was paid $100,000 (accounted for as a consulting fee) in December 1995 for a release against any and all future claims. The salary approved for Mr. Larkin and other officers and employees have been paid as salaries on a semi-monthly basis.

The Company has no current stock option or stock appreciation right plans in effect. The incentive stock plan adopted in August 1995 expired upon Mr. Moore's termination in December 1995.

Directors of the Company receive no compensation for their services as Director.

ITEM 11:  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
          ------------------------------------------------------

The following table sets forth as of April 30, 1996, information with respect to the ownership of the Company's Common Stock of all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following stockholders have sole voting and investment power with respect to the shares, unless indicated otherwise.

Name and address                         No. of           % of shares
of beneficial owner                      Shares           outstanding
- -------------------                      ------           -----------

Jeffrey R. Bender
4322 Woodlake Dr.
Bakersfield, CA 93309                     - 0 -             0.0%

Gary Larkin
1942 Turtle Ridge Lane
Porter Ranch, CA 91326                    - 0 -             0.0%

Samuel W. Stearman
3120 San Helena
Oceanside, CA 92056                       - 0 -             0.0%

Coubert Dennis, Ltd.
9 Buckskin Road
Bell Canyon, CA 91307                  2,789,400           27.6%

All officers and directors
as a group                                 - 0 -            0.0%

All beneficial owners of
more than 5 percent of stock            2,789,400          27.6%

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Company contracted with CDL, a major stockholder, to provide investment banking services to the Company in May 1995. Per the agreement between the Company and CDL, the Company is obligated to pay CDL a monthly fee of $10,000 plus ten percent commission on all funds raised by their efforts. With the formation of Nemdaco China Ventures, Inc. in July 1995, the $10,000 monthly fee is being allocated equally between Nemdaco China and the Company. The Company's expense for the year was $70,000 under this agreement.

During the year ended April 30, 1996, CDL assisted the Company in selling a total of 4,000,000 million shares of Company common stock which they sold under a Regulation S for $1,000,000, for which they received $100,000 in commissions, per contractual arrangement. Payment for the sale of stock was made to CDL. CDL paid $397,000 to the Company from the proceeds received through April 30, 1996. After offsetting fees due CDL for investment banking services, CDL owed $503,000 to the Company as of April 30, 1996. CDL has signed a demand note for the amount due. CDL has made additional payments to the Company through August 8, 1996 of $94,000.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
          ---------------------------------


(a)      No Form 8-K's were filed during the year ended April 30,  1995.

(b)      Exhibits required by Item 601 of Regulation S-B follow:

Number   Description
- ------   -----------

3.1      Articles of Incorporation filed with the Colorado
         Secretary of State on April 1, 1986, as amended (2)

3.1(a) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on December 22, 1989 effectuating a corporate name change (5)

3.1(b) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on December 22, 1989 effectuating a reverse stock split of one share for each one hundred shares of common stock
         (5)

3.1(c) Articles of Amendment to the Articles of Incorporation filed with the Colorado Secretary of State on October 31, 1990 effectuating an increase in the number of authorized shares of common stock from 9,000,000 to 12,000,000 (6)

3.3      Bylaws (1)

10.1 Asset Purchase Agreement for Nemdaco/Global One Media, a start-up company, dated February 22, 1996.

10.2 Investment Banking and Public Relations Services Agreement, dated April 30, 1995 with Coubert Dennis, Ltd., a Republic of Irish Corporation.

10.3 Promissory Note dated April 30, 1996 from Coubert Dennis, Ltd. in the amount of $503,193.66.


22.1     List of Subsidiaries:
            Nemdaco Attache' Communications, Inc., a Nevada Corporation; Nemdaco/Global One Media, Inc., a Nevada Corporation; and Nemdaco Retail Sales, Inc., a Nevada Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                NEMDACO, INC.
                                                (Registrant)



Dated: August 8, 1996                           By:  /s/ Gary Larkin
                                                    ----------------------------
                                                    Gary Larkin, President

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 NEMDACO, INC.
                                                 (Registrant)



Dated: August 8, 1996                            By:  /s/ Gary Larkin
                                                     ---------------------------
                                                     President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                  Capacity                       Date
- ----                                  --------                       ----

/s/  Jeffrey R. Bender      Chairman of the Board              August 8, 1996
- ------------------------
Jeffrey R. Bender


/s/  Gary Larkin            President                          August 8, 1996
- ------------------------
Gary Larkin


/s/  Samuel W. Stearman     Chief Financial Officer            August 8, 1996
- ------------------------
Samuel W. Stearman

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                                      None

                          INDEX TO FINANCIAL STATEMENTS


                         NEMDACO, INC. AND SUBSIDIARIES

                                                                     PAGE
                                                                     ----


Independent Auditors' Report                                           F-1

Consolidated Balance Sheet, April 30, 1996                             F-2

Consolidated Statements of Operations, Years Ended
   April 30, 1996 and 1995                                             F-3

Consolidated Statements of Stockholders' Equity,
   (Deficiency), Years Ended April 30, 1996 and 1995                   F-4

Consolidated Statements of Cash Flows,
   Years Ended April 30, 1996 and 1995                                 F-5

Notes to Consolidated Financial Statements                             F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Nemdaco, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Nemdaco, Inc. and subsidiaries as of April 30, 1996, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the two-year period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nemdaco, Inc. and subsidiaries as of April 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from continuing operations of $645,000 and $299,000 and net losses of $645,000 and $35,000 for the years ended April 30, 1996 and 1995, respectively, has no continuing revenue generating operations, and at April 30, 1996 has a shareholders' deficiency of $131,000; these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GELFOND HOCHSTADT PANGBURN & CO.

August 8, 1996
Denver, Colorado

                         NEMDACO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 APRIL 30, 1996



                                     ASSETS


Current assets:
   Note receivable, shareholder, collected
     subsequent to April 30, 1996 (Note 6)
     (total current assets)                                        $  94,000

Office equipment, net of accumulated
     depreciation of $1,000                                           17,000

                                                                   ---------
                                                                   $ 111,000
                                                                   =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Accounts payable, trade                                         $  49,000
   Accrued expenses:
      Consulting fees, related parties (Notes 3 and 4)                60,000
      Payroll and other                                              133,000
                                                                   ---------

              Total liabilities (all current)                        242,000
                                                                   ---------

Commitments and contingencies (Notes 3,4 and 5)

Shareholders' equity deficiency (Note 6):
   Common stock, $.01 par value; authorized
     12,000,000 shares; issued and outstanding
     10,095,400 shares                                               101,000
   Additional paid-in capital                                      4,003,000
   Note receivable, shareholder                                     (409,000)
   Deficit                                                        (3,826,000)
                                                                   ---------

              Total shareholders' equity deficiency                 (131,000)
                                                                   ---------

                                                                  $  111,000
                                                                  ==========

                 See notes to consolidated financial statements.

                         NEMDACO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED APRIL 30, 1996 AND 1995



                                                   1996                1995
                                               -------------        -----------

Operating expenses:
   General and administrative                    $ 379,000          $  248,000
   Consulting fees, related parties (Note 3)       266,000
   Rent expense, related party (Note 5)                                 24,000
   Lease termination expense (Note 5)                                   27,000
                                                 ---------           ---------

   Total operating expenses                        645,000             299,000
                                                 ---------           ---------

Other charges (income):
   Interest expense, related party (Note 4)          5,000              10,000
   Interest income:
        Related party (Note 6)                      (5,000)             (4,000)
        Other                                                           (7,000)
                                                  ---------          ---------

                                                                        (1,000)
                                                  ---------          ---------

Loss from continuing operations                   (645,000)           (298,000)

Discontinued operations (Note 8):
   Income from discontinued operations                                 113,000
   Net gain on disposal                                                150,000

Income from discontinued operations                                    263,000
                                                  ---------          ---------

Net loss                                         $ (645,000)        $  (35,000)
                                                 ==========         ==========

Loss per common share (Note 6):
   Loss from continuing operations               $    (0.10)        $    (0.05)
   Income from discontinued operations                                    0.04
                                                 ----------         ----------

   Net loss                                      $    (0.10)        $     (.01)
                                                 ==========         ==========

   Weighted average number of common
    shares outstanding                            6,762,100          6,095,400
                                                  =========          =========


                 See notes to consolidated financial statements.


                                                    NEMDACO, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                  YEARS ENDED APRIL 30, 1996 AND 1995




                                         Common stock     Additional     Note        Treasury stock
                                     ------------------    paid-in     receivable   -------------------
                                     Shares      Amount    capital    shareholder   Shares       Amount       (Deficit)     Total
                                     ------      ------    -------    -----------   ------       ------       ---------     -----

Balances, May 1, 1994              7,096,400    $71,000   $3,202,000               1,001,000    $(69,000)   $(3,146,000)   $ 58,000

Net loss                                                                                                        (35,000)    (35,000)

                                   ---------    -------   ----------  ---------    ---------      ------      ---------      ------
Balances, April 30, 1995           7,096,400     71,000    3,202,000               1,001,000     (69,000)    (3,181,000)     23,000

Retirement of treasury
 stock (Note 6)                   (1,001,000)   (10,000)     (59,000)             (1,001,000)     69,000

Sale of common stock net
 of costs of $100,000 (Note 6)     4,000,000     40,000      860,000                                                        900,000

Reclassification of note
  receivable, shareholder
  (Note 6)                                                            $(409,000)                                           (409,000)

Net loss                                                                                                       (645,000)   (645,000)
                                   ----------   --------   ---------- ---------    ---------      -------   -----------     -------
Balances, April 30, 1996           10,095,400   $101,000   $4,003,000 $(409,000)                            $(3,826,000)  $(131,000)
                                   ==========   ========   ========== =========    =========      =======    ==========   =========


                                            See notes to consolidated financial statements



                                                                   F-4

                         NEMDACO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED APRIL 30, 1996 AND 1995


                                                     1996            1995
                                                  -----------     ----------
Cash flows from operating activities:
    Net loss                                      $(645,000)      $ (35,000)
                                                 ----------       ---------
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Decrease in deferred tax asset                                 5,000
       Gain on sale of assets                                      (150,000)
       Depreciation and amortization                  1,000           2,000
       Changes in assets and liabilities:
          Decrease in interest receivable                             1,000
          Decrease in trade receivables                              21,000
          Decrease in deposits                                        3,000
          Increase in consulting fees payable        60,000
          Increase in accounts payable
           and other accrued expenses               128,000          49,000
                                                  ---------      ----------

    Total adjustments                               189,000         (69,000)
                                                  ---------      ----------
Net cash used in operating activities              (456,000)       (104,000)
                                                  ---------      ----------

Cash flows from investing activities:
    Purchase of office equipment                    (18,000)
    Sale of furniture and equipment                                  2,000
    Cash transferred upon sale of subsidiary                       (11,000)
    Prepayment of notes receivable, other                           17,000
    Proceeds from sale of assets, related party                    127,000
                                                  ----------    ----------

Net cash provided by (used in)
  investing activities                              (18,000)       135,000
                                                  ----------    ----------

Cash flows from financing activities:
    Proceeds from sale of common stock (Note 6)     397,000
    Net payments under note payable,
      related party                                                (12,000)
                                                  ----------    ----------

Net cash provided by (used in)
  financing activities                              397,000        (12,000)
                                                  ----------    ----------

Net increase (decrease) in cash
   and cash equivalents                             (77,000)        19,000
Cash and cash equivalents, beginning                 77,000         58,000
                                                 ----------      ---------
Cash and cash equivalents, ending                $               $  77,000
                                                 ==========      =========

                                   (Continued)

                         NEMDACO, INC. AND SUBSIDIARIES

                      YEARS ENDED APRIL 30, 1996 AND 1995


                                                         1996           1995
                                                     -----------     ----------

Supplemental disclosures of cash flow information:

    Cash paid during the year for interest            $              $  25,000
                                                      ==========     =========

Disclosure of noncash investing and
  financing activities:

    Note receivable from shareholder for
      partial proceeds on sale of common
      stock (Note 6)                                  $  503,000
                                                      ==========








                 See notes to consolidated financial statements.

                         NEMDACO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 1996 AND 1995


 1. Business and summary of significant accounting policies:

    Operations:

     Nemdaco, Inc. ("Nemdaco" or "the Company"), was incorporated in April 1986.
         Nemdaco is a holding company which is currently seeking investments in operating entities, that will be owned through subsidiaries. At April 30, 1996, the Company has no active operating subsidiaries and no revenue producing activities. Through December 1994, the Company's operations consisted of receiving royalties and license fees from an unrelated nightclub facility located in Washington, DC. In December 1994, the Company sold its royalty and license agreement and Tracks Entertainment, Inc. ("Tracks"), its previously wholly owned operating subsidiary (Note 8).

    Principles of consolidation:

     The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

    Cash and cash equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

    Office equipment:

     Office  equipment  is carried  at cost,  net of  accumulated  depreciation.
         Depreciation is calculated primarily by the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years.

    Income taxes:

     Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                         NEMDACO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 1996 AND 1995

1.  Business and summary of significant accounting policies (continued):

    Fair value of financial instruments:

     Statement of Financial Accounting Standards No. 107, "Disclosures About the
         Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments, for which it is practicable to estimate fair value. The carrying value of the Company's financial instruments approximates fair values primarily because of the short maturity of these instruments.

    Use of estimates in financial statement preparation:

     The preparation  of  financial  statements  in  conformity  with  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Recently issued accounting standards:

     Management does not believe that any recently issued accounting standards will have a material impact on the Company's financial position or results of operations.

2.  Going concern:

     The accompanying  consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, and the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred net losses of $645,000 and $35,000 for the years ended April 30, 1996 and 1995, respectively. At April 30, 1996, current liabilities exceeded current assets by $148,000, there is a shareholders' deficiency of $242,000, and the Company has no continuing revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                         NEMDACO, INC. AND SUBSIDIARIES

                       YEARS ENDED APRIL 30, 1996 AND 1995

2.  Going concern (continued):

     Management is  attempting  to resolve  these  deficiencies  by raising  the financing necessary to both satisfy its working capital requirements and to acquire interests in potentially profitable businesses. The Company is currently exploring various possibilities for obtaining financing, including possible private placements and public offerings. If adequate financing can be obtained, the Company intends to consider the possibilities of investing in various joint ventures or acquisitions that management is currently investigating.

3.  Investments:

    Nemdaco China Ventures, Inc.:

     In July 1995 the Company invested $2,000 in return for a common stock investment in Nemdaco China Ventures, Inc. (NCV), a newly incorporated entity formed to pursue business opportunities in the Peoples Republic of China. At April 30, 1996, the Company owns an approximate 16% investment in the common stock of NCV. NCV has incurred losses and, accordingly, the initial $2,000 has been charged to expense during the year ended April 30, 1996.



    Nemdaco Attache' Communications, Inc.:

     In January 1996, the Company formed a new wholly-owned subsidiary, Nemdaco Attache' Communications, Inc. ("Attache'"), to explore and develop new communications hardware and software products. Attache' has had no sales, and operating costs consisting of salaries, consulting fees and travel expenses have been expended.

                         NEMDACO, INC. AND SUBSIDIARIES

                       YEARS ENDED APRIL 30, 1996 AND 1995

3.  Investments (continued):

    Nemdaco Global One Media, Inc.:

     In February 1996, the Company formed a new subsidiary, Nemdaco Global One Media, Inc. ("Nemdaco Global One") which entered into an asset purchase agreement with Global One Media, Inc. Under the terms of the purchase agreement, Nemdaco Global One acquired certain trademarks and logos and Global One Media, Inc. received a 20% interest in the common stock of Nemdaco Global One. The value of the trademarks and logos is nominal as prior to the transaction, Global One Media, Inc. had no significant operations. Subsequent to the transaction, Nemdaco Global One has been investigating selling trading cards and other memorabilia through network television and other retail channels. Nemdaco Global One has made no sales and operating costs, including salaries, consulting fees and travel costs have been expensed in the consolidated financial statements. No minority interest has been recognized as the losses applicable to the minority interest exceed the minority interest in the equity capital of Nemdaco Global One. The Company has agreed to provide a minimum of $500,000 to fund the operations of Nemdaco Global One during its first year of operation. Through April 30, 1996, the Company has not funded any amounts under this commitment.

    Thermafreeze, Inc.:

     In November 1995, the Company acquired certain marketing rights for Thermafreeze, Inc. products in Asia. Thermafreeze, Inc. manufactures a packaging system for shipment of products requiring refrigeration. The purchase price of $100,000 was paid on behalf of the Company by Coubert Dennis, Ltd. ("CDL"), a major shareholder of the Company (Note
          4). The Company has also been negotiating with Thermafreeze, Inc. to acquire certain related licensing agreements and other assets. However, as the Company has not been able to satisfactorily complete due diligence procedures, no sales of the Thermafreeze, Inc. products have been made, and it is uncertain if the Company will be able to develop a distribution network to market the products. The initial $100,000 investment has been charged to general and administrative expense during the year ended April 30, 1996.

    Consulting fees:

     Consulting fees represent amounts paid primarily to related parties, including CDL, in connection with the Company's investment activities.

                         NEMDACO, INC. AND SUBSIDIARIES

                       YEARS ENDED APRIL 30, 1996 AND 1995

4.  Transactions with Coubert Dennis Ltd:

     The Company has entered into an agreement with CDL whereby CDL will provide investment banking and public relations services to the Company through April 1997. Under the agreement, monthly fees were $10,000 in May and June 1995 and reduced to $5,000 thereafter. Total fees for the year ended April 30, 1996 were $70,000 and are included in consulting fees on the consolidated statement of operations. The Company also is to pay a 10% transaction fee for any funds raised by CDL on behalf of the Company. During the year ended April 30, 1996, CDL paid certain operating expenses on behalf of the Company. The total expenses paid by CDL on behalf of the Company were approximately $327,000. Amounts due to CDL by the Company are unsecured and bear interest at 8%. In connection with the Regulation S offering, the total amount owed to CDL of $397,000 was offset against a $900,000 note receivable due from CDL (Note 6).

5.  Commitments and contingencies:

    Corporate facilities lease:

     Prior to March 1996, the Company leased corporate office space in Denver, Colorado from an entity controlled by a former director and shareholder of the Company. Rent expense during the year ended April 30, 1995 was $2,000 per month. In April 1995, there was a change in control of the Company and the lease was terminated for $27,000. The Company continued to lease the space in Denver at $1,200 per month through February 1996. In March 1996, the Company entered into a month to month lease, with an unrelated entity, for corporate office space in Los Angeles, California for $1,000 per month. Total rent expense, including lease termination fees, was $13,000 and $51,000 during the years ended April 30, 1996 and 1995, respectively.

     Litigation:

     The Company is involved in a dispute related to a potential acquisition that has been terminated. The amount claimed has not been specifically quantified. However, management does not believe that the Company's potential exposure related to this matter would have a material adverse effect on the Company's financial position or results of operations.

                         NEMDACO, INC. AND SUBSIDIARIES

                       YEARS ENDED APRIL 30, 1996 AND 1995

5.  Commitments and contingencies (continued):

    Line of credit:

     During the year ended April 30,1995, a bank granted the Company a $25,000 line of credit bearing interest at 4.75% over the bank's prime rate. The Company had no borrowings under this line of credit and the line was terminated during the year ended April 30, 1996.

6.    Shareholders' equity:

      Regulation S offering:

     During February and April 1996, CDL assisted the Company in the selling a total of 4,000,000 shares of common stock to buyers outside the U.S. through a Regulation S offering. Total proceeds were $1,000,000 and CDL's commission was $100,000. The net proceeds due from CDL of $900,000 were reduced by $397,000 owed to CDL by the Company (Note 4). The Company received a $503,000 promissory note for the balance of the proceeds. The promissory note is due on demand and bears interest at 8%. Through August 8, 1996, the Company has received $94,000 from CDL and the remaining uncollected balance of the note receivable of $409,000 is shown as a reduction from shareholders' equity. The Company anticipates receiving the balance due through cash receipts, offset of the note receivable against future fees due to CDL, or by expenditures made by CDL on behalf of the Company.

      Warrants:

     In connection with the Company's initial public offering in 1986, the Company sold 400,000 Class A, 400,000 Class B and 400,000 Class C warrants. No warrants have been exercised and all of the warrants expired in February 1996.

                         NEMDACO, INC. AND SUBSIDIARIES

                       YEARS ENDED APRIL 30, 1996 AND 1995

6.   Shareholders' equity (continued):

     Stock option plan:

     The Company has an incentive stock option plan and has reserved 400,000 shares of common stock for possible grants under the plan. Generally, the options are to be granted at the fair market value of the common stock at the time of grant, the options may not have a term in excess of ten years. The options may be granted at the discretion of the Board of Directors. As of April 30, 1996, no options have been granted under the plan.

     Loss per share:

     Loss per common share data has been computed based upon the weighted average number of shares outstanding during each period and does not include the potential exercise of warrants that were outstanding through November 1995, since the effect would be anti-dilutive.

      Treasury stock:

     At April 30, 1995, the Company held 1,001,000 shares of common stock as treasury stock at a cost of $69,000. During the year ended April 30, 1996, in accordance with Colorado law, the shares were constructively retired.

7.   Income taxes:

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are:

                                                       1996          1995
                                                    ---------     ----------

         Deferred tax asset:
           Net operating loss carryforward          $ 230,000      $  7,000
           Less valuation allowance                  (230,000)       (7,000)
                                                     ---------     --------

          Net deferred tax asset                    $      --      $     --
                                                    ==========     =========

                         NEMDACO, INC. AND SUBSIDIARIES

                       YEARS ENDED APRIL 30, 1996 AND 1995

7.  Income taxes (continued):

     A significant portion of the Company's previously reported net operating losses ("NOL") related to Tracks, the Company's previously wholly owned subsidiary. Upon the sale of Tracks in December 1994, its portion of the consolidated NOL was no longer available to the Company for income tax purposes. At April 30, 1996, the Company has a gross deferred tax asset of approximately $230,000 arising from its remaining NOL carryforward totaling approximately $676,000 which expires in various years between 2006 and the year 2011 if not utilized. Since management has not determined that it is more likely than not that the deferred tax asset will be realized, the Company has not recognized any benefit of the losses from continuing operations and has established a valuation allowance for the entire amount of the deferred tax asset.

8.  Discontinued operations:

     Effective December 1, 1994, the Company sold 100% of the common stock of Tracks to Cherfein Joint Venture ("CJV") , an entity controlled by a director and former principal shareholders and officers of the Company, and also transferred its license and royalty agreement to CJV. The net book value of the net assets sold was $127,000. As consideration for this transaction, the Company received 1) an 8%, $127,000 promissory note, which was fully collected by the Company by April 30, 1995, and
         2) the cancellation of $150,000 under a 10.5% note payable due to CJV, resulting in a gain of $150,000 which is included in discontinued operations.

     For the year ended April 30, 1995,  operating results from the discontinued
         Tracks' operations are included in the consolidated statement of operations under "Income from discontinued operations," and include:

              License and royalty fees                        $ 118,000
              Income tax expense                                  5,000
                                                              ---------

              Income from discontinued operations             $ 113,000
                                                              =========

                         NEMDACO, INC. AND SUBSIDIARIES

                       YEARS ENDED APRIL 30, 1996 AND 1995

8.  Discontinued operations (continued):

     At disposition in 1994, Tracks' assets and liabilities disposed of consisted of the following:

            Cash                                   $  11,000
            Net receivables                           15,000
            Notes receivable                         102,000
                                                   ---------
               Total assets                          128,000
               Less liabilities                        1,000

            Net assets disposed of                 $ 127,000
                                                   =========