Form 10QSB
period 1996-10-31
NEMDACO INC
filed 1996-12-16
CIK 793036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                 For quarterly  period  ended  October 31, 1996
     [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from August 1, 1996  to October 31, 1996

                       Date of Report: December 14, 1996

                                 NEMDACO, INC.

       (Exact name of small business issuer as specified in its charter)

           COLORADO                    0-19064                 84-1027731
    (State of incorporation)     (Commission File No.)       (I.R.S. ID No)

                     9 Buckskin Road, Bell Canyon, CA 91307
                    (Address of principal executive offices)


                   (Issuer's telephone number) (818) 884-4770

         (Former name or former address, if changed since last report.)

Indicate by check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Common stock, $.01 par value        10,086,400 shares

                         NEMDACO, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheet as of October 31, 1996             3

         Consolidated Statements of Operations for the
          three months ended October 31, 1996 and 1995                 4

         Consolidated Statement of Changes in Stockholders'
         Equity for the period from August 1, 1996 to
         October 31, 1996                                              5

         Consolidated Statements of Cash Flows for the three
         months ended October 31, 1996 and 1995                        6

         Notes to Consolidated Financial Statements                    7

     ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10

PART II - OTHER INFORMATION
        ITEMS 1 through 6                                             11

                         NEMDACO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1996
                                  (UNAUDITED)

                                     ASSETS

Property and equipment
     Furniture & fixtures                                   $  18,000
     Less accumulated depreciation                              3,000
                                                               ------
Total Assets                                                $  15,000
                                                               ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses:                 $ 142,000
     Accrued payroll and payroll taxes(Note 2)                264,000
                                                              -------
     Total current liabilities                                406,000
Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
     Common stock, $.01 par value; 12,000,000
     shares authorized;
     issued 10,086,400 shares                                 101,000
     Additional paid-in capital                             4,003,000
     Receivable - shareholder (Note 3)                       (396,000)
     Deficit                                               (4,099,000)
                                                            ---------
     Total stockholders' equity (deficit)                    (391,000)
                                                              -------

Total Liabilities and Stockholders' Equity (Deficit)    $      15,000
                                                             ========

                         NEMDACO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                            Three Months Ended           Six Months Ended
                                October 31,                 October 31
                          1996           1995          1996          1995
Operating expenses:
General and
 administrative       $ 158,000      $ 238,000    $ 273,000     $ 279,000
Rent expense,
related party                            3,000                      7,000
                        -------        -------      -------       -------
                        158,000        241,000      273,000       286,000
                        -------        -------      -------       -------

Net income (loss)     $(158,000)     $(241,000)   $(273,000)    $(286,000)

Earnings per
common share:
 Net income (loss)    $   (.016)     $    (.04)   $   (.027)    $   (.047)

Weighted average
of common shares
outstanding          10,086,400      6,095,400   10,086,400     6,095,400

                         NEMDACO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE PERIOD FROM MAY 1, 1996 TO OCTOBER 31, 1996

                                  (UNAUDITED)


                                              ADDITIONAL
                    COMMON        STOCK       PAID-IN
                    SHARES        AMOUNT      CAPITAL        (DEFICIT)


BALANCE,
May 1, 1996       10,096,400    $ 101,000      $3,826,000      $(3,826,000)

  Net loss                                                        (273,000)
                  ----------     --------       ----------       ---------
BALANCE,
October 31, 1996  10,096,400    $ 101,000      $3,826,000      $(4,099,000)
                  ==========      =======       =========        =========

                         NEMDACO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                      Three Months Ended     Six Months Ended
                                        October 31,            October 31,
                                    1996        1995        1996       1995
Cash Flows
From Operating Activities:
   Net income (loss)            $(158,000)  $(241,000)   $(273,000) $(286,000)

Adjustments to reconcile
net income (loss) to net cash
provided by (used in)
 operating activities:
  Depreciation and amortization     1,000                    2,000
  Decrease in Prepaid Expenses                  1,000
Changes in assets and liabilities:
  Decrease(Increase) in
Note Receivable-Shareholder        13,000                              13,000
Increase in wages and
payroll taxes payable             124,000                             135,000
Increase (decrease) in
accounts payable and other
accrued expenses                   20,000     238,000      123,000    209,000
                                  -------     -------      -------    -------
 Total adjustments                158,000     239,000      273,000    209,000
                                  -------     -------      -------    -------
Net cash provided by
(used in) operating activities          0      (2,000)           0    (77,000)
                                  -------      -------      ------     ------
Net increase (decrease)
in cash and cash equivalents            0      (2,000)           0    (77,000)
Cash and cash equivalents,
beginning                               0       2,000            0     77,000
                                  -------      --------     ---------  ------
Cash and cash equivalents,
ending                          $       0   $       0    $       0     $    0
                                  =======     =======        =====       ====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year
for interest                    $       0   $       0    $       0     $    0

                         NEMDACO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995


1.     BASIS OF PRESENTATION:

  Unaudited Information - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended April 30, 1996. In the opinion of Management, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997

     Principles of Consolidation - The unaudited financial statements as of October 31, 1996, include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated.

2.     ACCRUED PAYROLL AND PAYROLL TAXES

Accrued payroll and payroll taxes include federal and state payroll taxes payable for the first and second calendar quarters of 1996 in the amount of $50,000; wages due officers accrued as of April 30, 1996, but not paid in an amount of $115,000; and wages due officers and other employees for the period August 15, 1996 to October 31, 1996, which have not been paid due to lack of funds. Payroll taxes payable to the Internal Revenue Service for the first and second quarters of 1996 is secured by a tax lien in an amount of $30,000. See also note on subsequent events.

3.     NOTE RECEIVABLE - SHAREHOLDER
      The Company holds a Note Receivable in the amount of $396,000 due from Coubert Dennis, Ltd., an Irish corporation and shareholder of Company.
This note as of August 1, 1996 was $409,000, and was paid down by a total of $13,000 during the three months ended October 31, 1996. The Company has made demand for payment from the shareholder. Since there is no assurance that these funds will be collected, the note receivable has been deducted from shareholders equity, consistent with the treatment in the audited financial statements for the year ended April 30, 1996.


4.     GOING CONCERN

     As shown in the accompanying financial statements, the Company has incurred a losses of $158,000, and $273,000 during the three months and six months ended October 31, 1996, respectively, and has a $391,000 deficit in stockholders' equity as of October 31, 1996. In addition, as of the date of these financial statements, the Company had no continuing revenue generating operations resulting in projected cash flow deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

5.     COMMITMENTS AND CONTINGENCIES:

A.
A Form 8-K have been filed due to significant changes to Company's Operations and Business Interests. Matters covered by these 8-K included the following subsequent events:

                           (1)  Change in Management.

 Mr. Gary Larkin and Mr. Sam Stearman resigned as officers and directors of the company to pursue other business interests. They have been replaced by William Daniel Dane, age 61, as President and Director, and Thomas D. Siciliano, Jr., as Chief Financial Officer, and Anlise Cross remains Secretary, and has been appointed to the board of Directors to replace Mr. Larkin's position.
They will serve the unexpired terms of Mr. Larkin and Mr. Stearman.


B.
                    (1) WestGroup Management Resources, Inc.

WestGroup Management Resources, Inc., management terminated its agreement with the Company in September, 1996. The Agreement for used gave either party the right to terminate the acquisition without cause. WestGroups' management exercised their right to terminate.

                                (2) Acquisitions

A.                       Woleko Industries, Inc.

On November 11, 1996, the Company entered into an asset acquisition agreement with Double Eagle, LTD, a California Corporation, located in Fresno, California. This agreement is between Nemdaco Retail Sales, a wholly owned subsidiary of the Company, and the Seller. The purchase price of the assets acquired is Three Million (3,000,000) shares of Nemdaco Retail Sales.
The Company has no obligation to finance the ongoing operations of the subsidiary other than its approval of the acquisition of Thirty Two Thousand Seven Hundred One Dollars ($32,701) of liabilities, which constitute the majority of the outstanding liabilities of the Seller. The Company has announced a Dividend of Three Million (3,000,000) shares of Nemdaco Retail Sales, now owned by the Company, to its shareholders. Each Shareholder will receive One (1) share of Nemdaco Retail Sales for every Four (4) shares of Nemdaco, Inc., owned as of December 16, 1996. In the Agreement, the Company agreed to change the name from Nemdaco Retail Sales to Woleko Industries, Inc. The assets acquired consist of United States patent numbers 08\495929 and 08\415070, which describe a portable inflatable automobile safety device, know as an airbag; Trade secrets., Customer lists, Supplier lists, trademarks and copyrights. The Company expects that the subsidiary will be in production of the portable airbag in February 1997. Product description: A seatbelt mounted Airbag that inflates away from the passenger in any vehicle equipped with seatbelts. This product reduces the potential for injury or death to children, smaller size adults and all other passengers who may be riding in a vehicle so equipped.

B.                  HYDROPONIX, INC.

The Company has entered into a letter of intent to acquire the assets and no liabilities of Hydroponix, Inc., a Puerto Rican Corporation. The purchase price of the assets is Three Million (3,000,000) shares of a newly formed subsidiary. The Company, under the terms of the letter of intent, has no obligation to provide any financing for the newly formed subsidiary. The Company expects to close the acquisition upon the completion of an audit of the books of the Seller. Hydroponix is a start-up grower of tomatoes and other vine vegetables using the latest technologies available to produce quality vegetables for human consumption.

                            MANAGEMENT'S DISCUSSIONS

The Company has been actively seeking viable businesses with marketable products, and desiring to be traded as public companies. The two most recent such agreements bring real marketable products with large market segments to the Company. The stock dividend of the Company's subsidiaries to Nemdaco shareholders is consistent with the Company's commitment to increase shareholder value through the "spinning off" of the subsidiary. The Company believes that by implementing this plan in each venture, lucrative cash flow to the Company and its shareholders is well within it's grasp.

                          PART II - OTHER INFORMATION

ITEMS 1 THROUGH 6:   NONE



                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                                                NEMDACO, INC.
                                                (Registrant)


Dated: December 14, 1996                        By:/s/ Jeff Bender
                                                Jeff Bender,
                                                Chairman of The Board