Form 10QSB
period 1997-01-31
NEMDACO INC
filed 1997-03-24
CIK 793036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For quarterly  period  ended  January 31, 1997
     [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from November 1, 1996  to January 31, 1997
                         Date of Report: March 20, 1997

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             Common stock, $.01 par value        10,096,400 shares


                         NEMDACO, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheet as of January 31, 1997             3

         Consolidated Statements of Operations for the
          three months ended January 31, 1997 and 1996                 4

         Consolidated Statement of Changes in Stockholders'
         Equity for the period from November 1, 1996 to
         January 31, 1997                                              5

         Consolidated Statements of Cash Flows for the three
         months ended January 31, 1997 and 1996                        6

         Notes to Consolidated Financial Statements                    7

ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10

PART II - OTHER INFORMATION

ITEMS 1 through 6                                                     11


                         NEMDACO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 1997
                                  (UNAUDITED)

                                     ASSETS
Property and equipment
     Furniture & fixtures                                   $  18,000
     Less accumulated depreciation                              4,000
                                                               ------
Total Assets                                                $  14,000
                                                               ======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses:                 $ 171,000
     Accrued payroll and payroll taxes(Note 2)                344,000
                                                              -------
     Total current liabilities                                515,000
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
     Common stock, $.01 par value; 12,000,000
     shares authorized;
     issued 10,086,400 shares                                 101,000
     Additional paid-in capital                             4,003,000
     Receivable - shareholder (Note 3)                       (396,000)
     Deficit                                               (4,209,000)
                                                            ---------
     Total stockholders' equity (deficit)                    (501,000)
                                                              -------
Total Liabilities and Stockholders' Equity (Deficit)    $      14,000
                                                             ========

                         NEMDACO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                            Three Months Ended           Nine Months Ended
                                January 31,                 January 31,
                          1997           1996          1997          1996
Operating expenses:
General and
 administrative       $ 110,000      $ 171,000    $ 383,000     $ 450,000
Rent expense,
related party                            4,000                     11,000
                        -------        -------      -------       -------
                        110,000        175,000      383,000       461,000
                        -------        -------      -------       -------

Net income (loss)     $(109,000)     $(175,000)   $(383,000)    $(461,000)
Earnings per
common share:
 Net income (loss)    $   (.011)     $   (.029)   $   (.038)    $   (.076)
Weighted average
of common shares
outstanding          10,096,400      6,095,400   10,096,400     6,095,400


                         NEMDACO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM MAY 1, 1996 TO JANUARY 31, 1997

                                  (UNAUDITED)
                                              ADDITIONAL
                    COMMON        STOCK       PAID-IN
                    SHARES        AMOUNT      CAPITAL        (DEFICIT)
BALANCE,
May 1, 1996       10,096,400    $ 101,000      $3,826,000      $(3,826,000)

  Net loss                                                        (383,000)
                  ----------     --------       ----------       ---------
BALANCE,
January 31, 1997  10,096,400    $ 101,000      $3,826,000      $(4,209,000)
                  ==========      =======       =========        =========


                         NEMDACO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                      Three Months Ended     Nine Months Ended
                                        January  31,            January 31,
                                    1997        1996        1997       1996
Cash Flows
From Operating Activities:
   Net income (loss)            $(110,000)  $(175,000)   $(383,000) $(461,000)
Adjustments to reconcile
net income (loss) to net cash
provided by (used in)
 operating activities:
  Depreciation and amortization     1,000                    3,000
  Decrease in Prepaid Expenses
Changes in assets and liabilities:
  Decrease(Increase) in
Note Receivable-Shareholder                                 13,000
Increase in wages and
payroll taxes payable              80,000                  215,000
Increase (decrease) in
accounts payable and other
accrued expenses                   29,000     243,000      152,000    452,000
                                  -------     -------      -------    -------
 Total adjustments                110,000     243,000      273,000    452,000
                                  -------     -------      -------    -------
Net cash provided by
(used in) operating activities          0     (68,000)           0    ( 9,000)
                                  -------      -------      ------     ------
Net cash flows from investing
actitivies                                   (118,000)               (118,000)

Net increase (decrease)
in cash and cash equivalents            0     (50,000)           0   (127,000)
Cash and cash equivalents,
beginning                               0      50,000            0    127,000
                                  -------     --------     ---------  -------
Cash and cash equivalents,
ending                          $       0   $       0    $       0  $       0
                                  =======     =======        =====       ====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year
for interest                    $       0   $       0    $       0  $       0


                         NEMDACO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

1.BASIS OF PRESENTATION:

   Unaudited Information - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended April 30, 1996. In the opinion of Management, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997

   Principles of Consolidation - The unaudited financial statements as of January 31, 1997, include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated.

2.     ACCRUED PAYROLL AND PAYROLL TAXES

   Accrued payroll and payroll taxes include federal and state payroll taxes payable for the first, second, and third calendar quarters of 1996 in the amount of $61,000; wages due officers accrued as of April 30, 1996, but not paid in an amount of $115,000; and wages due officers and other employees for the period November 1, 1996 to January 31, 1997, which have not been paid due to lack of funds. Payroll taxes payable to the Internal Revenue Service for the first and second quarters of 1996 is secured by a tax lien in an amount of $30,000. See also note on subsequent events.

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

4.     GOING CONCERN

    As shown in the accompanying financial statements, the Company has incurred a losses of $110,000, and $383,000 during the three months and six months ended January 31, 1997, respectively, and has a $501,000 deficit in stockholders' equity as of January 31, 1997. In addition, as of the date of these financial statements, the Company had no continuing revenue generating operations resulting in projected cash flow deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

5.     COMMITMENTS AND CONTINGENCIES:

1.
     2 Form 8-K's have been filed as required for significant changes to the Company's Operations and Business Interests. Matters covered by these 8-K's include the following subsequent events:
(1) Hydroponix share transfer
(2) Woleko share transfer
(3) Gulpac USA

2.
(A) WOLEKO INDUSTRIES, INC.
The Company has transferred one share of its Woleko stock for each four shares of Nemdaco, Inc. stock to its shareholders of record as of February 28, 1997. This is pursuant the Company's policy of increasing shareholder value by transferring shares directly to the shareholders in each of the Company's holdings. Woleko has designed, tested and patented a revolutionary add-on air bag for automobiles, which solves many of the problems with the existing air bags. It fits on the seat belt and expands away from the wearer. Because of the negative press on the existing air bags, Woleko has several standing offers for appearances on national television shows. Woleko and its agents are currently focusing on funding the start-up and operations. Upon this funding, they are ready to begin production of the Angel Air bag in Nevada.

(B)  GULFPAC USA
Nemdaco, Inc. through one of its subsidiaries has acquired the assets and liabilities of GulfPac USA. These assets are agreements in Malaysia to be the Program Manager and Operator of Oil Exploration and Refinery Projects. The Company, subject to further due diligence, will seek sources of financing for the projects.

(C)  HYDROPONIX, INC.
A subsidiary of Nemdaco has acquired the assets of Hydroponix, Inc., a Puerto Rican corporation. Subject to further due diligence, the Company will seek sources of financing for the project.

                            MANAGEMENT'S DISCUSSIONS

The Company is focused on funding and operating profitably the above ventures. It will also continue to look at other viable businesses with marketable products that may be suitable to be traded as public companies. The Company is also seeking funding for its own operations.

The stock dividend of the Company's subsidiaries to Nemdaco shareholder will continue as the Company's way of increasing the shareholders' value through the transferring of shares in the subsidiary. The Company believes its plans to become profitable as well as its subsidiaries becoming profitable will insure the shareholders in Nemdaco and each subsidiary and good value.

II - OTHER INFORMATION
ITEMS 1 THROUGH 6:   NONE

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.
                                                NEMDACO, INC.
                                                (Registrant)
Dated: March 17, 1997                           By:/s/ Jeff Bender
                                                Jeff Bender,
                                                Chairman of The Board